Form 10-K405
period 1997-12-31
JEFFERSON FUTURES RESERVE I LP
filed 1998-04-09
CIK 889567

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                        Commission file number 33-49716

                       Jefferson Futures Reserve I, L.P.
             (Exact name of registrant as specified in its charter)


            Delaware                                             36-3782502
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

         161 Maiden Lane                                        010006-2778
           4th Floor                                             (Zip code)
          New York, N.Y.
(Address of principal executive offices)

Registrant's telephone number, including area code: (212)843-2000.

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12 (g) of the Act: Units of Limited Partnership Interest

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes  X     No
                                                        ---       ---

     Registrant is a limited partnership and thus has no voting stock held by non-affiliates or otherwise.

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) A portion of the Prospectus dated October 27, 1992, included within the registration Statement on Form S-1 (File No. 33-49716) effective October 27, 1992 incorporated by reference into Parts I, II, III, and IV.

     (2) A portion of the Partnership's Annual Report to Limited Partners for the fiscal year ended December 31, 1997 (the "1997 Annual Report to Limited Partners") are incorporated by reference into Part II and Part IV.

                                    PART I


Item 1.   Business

(a) Jefferson Futures Reserve I, L.P. (the "Fund", the "Partnership", the "Registrant) a limited partnership that was organized on August 14, 1991, commenced trading on May 5, 1993. The business of the Fund is the speculative trading of commodity interests. The General Partner for the Fund Advanced Futures Strategies, Inc. (the "General Partner"). Lamborn Securities, Inc. ("Lamborn") will act as the selling agent for the Fund. There were changes made during 1997 that affected asset allocation to the Trading Advisors. One of the Fund's Trading Advisors were dismissed( Crow Trading, Inc.), while a new trading advisor was added as of April 1, 1997. ("TrendLogic Associates, Inc.) Willowbridge Associates, Inc. remains from the previous year. In addition, the allocation of the trading assets to Willowbridge Associates was decreased. The commodity broker for the Fund is Fimat Futures U.S.A., Inc. (The "Broker").

     The Fund will terminate on December 31, 2011, or upon any occurrence that would require dissolution as specified in the Funds prospectus.

     The Fund will pay a flat fixed-rate commission fee of .75 of 1% (9% annually) of the Partnerships Net Assets (before deducting for management and incentive fees) to the Broker as of the end of each month. The Broker will then pay all executions costs connected with the clearing the Partnerships account, including all NFA, exchange, floor brokerage, give-up, clearing, and other fees. The Broker may then remit to the Selling Agent a potion of such brokerage fee.

     The Fund incurs ongoing legal, accounting, administrative, and other miscellaneous costs.

     The Fund has no Employees.

     The fund does not engage in operations in any foreign countries other than trading on foreign exchanges.

     The Partnership terminated its management agreement with Crow Trading as of March 31, 1997. The Partnership entered into a management agreement with Trendlogic Associates, Inc. as of April 1, 1997. Willowbridge Associates, Inc.'s management agreement remains in place from the previous year. Pursuant to the terms of such agreement, the Fund, via the General Partner, pays the Advisors a monthly management fee on all Net Allocated Assets (as defined in the Fund's Prospectus), in the respective Advisor's trading account ranging from 0 - 2.5% annually. The Fund pays the Advisors a quarterly incentive fee ranging from 10 - 17.5% of Trading Profits (as defined in the Prospectus), if any, achieved on the Net Allocated Assets in the respective Advisor's account as of such fiscal quarter. Trading Profits (Loss), as defined, are equal to the net of gains and losses realized during such fiscal quarter from transactions initiated by the Advisors, plus or minus the net change during such fiscal quarter in unrealized gains or losses from transactions initiated by such advisor, less the allocated portion of fixed brokerage commission fees paid or accrued), minus any accumulated Trading Loss relating to periods prior to such fiscal quarter (adjusted as provided below for redemptions and distributions allocated to the Advisors during such fiscal quarter) incurred by the Advisor since the quarter end as of which an incentive fee was previously paid to the Advisor or, if no incentive fee has ever been paid to the Advisor, from the inception of trading. The Cumulative Trading Loss (CTL), if any, shall be reduced as of each month-end in which distributions, redemptions, or reallocations from the Advisor are deemed to have occurred. For purposes hereof, redemptions are deemed to have occurred on the applicable Redemption Date (as defined in the Limited Partnership Agreement) and distributions and redemptions are deemed to have occurred as of the month-end in which such distributions were payable or such reallocations were effected. The Fund's final prospectus dated October 27, 1992 contains a more detailed description of the fee calculations.

     The Trading Advisors and the General Partner are required to be registered under regulations of the CFTC and the NFA, a commodity industry self-regulatory organization. The Commodity Broker is required to be registered with the CFTC and the NFA as a Future Commission Merchant and is subject to certain financial and other requirements in order to maintain its registration.


Item 2.  Properties.

     The Fund does not own or lease any real property. The General Partner uses its offices to perform administrative services for the Fund at no cost to the Fund.

Item 3.  Legal Proceedings.

     The General Partner is not aware of any pending legal proceedings to which the Fund or the General Partner is a party or to which any of its assets are subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted during the fiscal year ended December 31, 1997 to a vote of security holders through the solicitation of proxies or otherwise.


                                   PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholders Matters.

     There is no established public trading market for the Units, nor will one develop. Units may be transferred or redeemed subject to the condition imposed by the Agreement of Limited Partnership. As of December 31, 1997 a total of 813 Units were outstanding and held by approximately 99 Unit Holders including
26.0 Units of General Partnership interest.

     The General Partner, pursuant to the Limited Partnership Agreement, has the sole discretion in determining what distributions, if any, the Partnership will make to its Unit Holders. The General Partner has not made any distributions as of December 31, 1997.

Item 6.  Selected Financial Data.

     The following is a summary of operations and total assets of the Partnership for the years ended December 31, 1997, December 31, 1996, December 31, 1995, December 31, 1994, and for the period from May 5, 1993 (Inception) through December 31, 1993.




               See Following Page For Selected Financial Data.

JEFFERSON FUTURES RESERVE I. L.P.
SELECTED FINANCIAL DATA
FOR THE YEAR ENDED DECEMBER 31, 1997, 1996, 1995, 1994 AND 1993

                                                       1997         1996         1995         1994         1993

     REVENUE
        Gross realized gains from tra              $   (1,065)     198,534      592,008      326,378      (82,990)
        Change in unrealized gain/(loss)
          from trading                                 63,253      (69,828)     (64,535)     (27,192)     162,185
        Interest Income                                23,888       21,603            0            0        4,418
                                                   ------------------------------------   -----------------------
          Total Revenue                            $   86,076      150,309      527,473      299,186       83,613


     EXPENSES

        Brokerage commissions/fee                  $   87,950      114,665      155,762      156,559       99,735
        Advisory fees                                  64,816       45,315      120,790       76,129       39,519
        Other administrative expenses                  48,000       46,840       41,000       36,000       24,775
                                                   ------------------------------------   -----------------------

          Total Expenses                           $  200,766      206,820      317,552      268,688      164,029
                                                   ------------------------------------   -----------------------

          Net income/(Loss)                        $ (114,690)     (56,511)     209,921       30,498      (80,416)
                                                   ====================================   =======================

     TOTAL ASSETS                                  $  783,601    1,166,477    1,652,303    1,715,818    1,890,748
                                                   ====================================   =======================

     TOTAL LIABILITIES                             $   71,089       62,034      109,379       88,327       57,129

     PARTNERS CAPITAL
        Limited Partner                                22,769    1,027,849    1,515,452    1,603,215    1,809,871
        General Partner                               689,743       26,594       27,472       24,276       23,748
                                                   ------------------------------------   -----------------------
     TOTAL LIABILITIES AND PARTNERS CAPITAL           783,601    1,116,477    1,652,303    1,715,818    1,890,748
                                                   ====================================   =======================

     NUMBER OF OUTSTANDING UNITS                          813        1,031        1,460        1,744        2,007

     NET ASSET VALUE PER UNIT (ROUNDED)                   876        1,023        1,057          934          913

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity

     The Partnership's assets are on deposit in separate commodity interest trading accounts with the Broker and are used by the Partnership as margin to engage in commodity futures, forward contracts and other commodity interest trading. The Broker holds such assets in either non-interest bearing bank accounts or in securities approved by the CFTC for investment of customer funds. The Partnership's assets held by the Broker may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

     The Partnership's investment in commodity futures contracts, forward contracts and other commodity interests may be illiquid. If the price for a futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

     There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets and subjecting it to substantial losses.

     Either of these market conditions could result in restrictions on redemptions.



Capital Resources

     The purpose of the Fund is to trade commodity interests; as such, the Fund does not have, nor does it expect to have, any capital assets and has no material commitments for capital expenditures. The Fund's use of assets is solely to provide necessary margin or premiums for, and to pay for any losses incurred in connection with its trading activities.

Results of Operations

     Total assets of the partnership as of December 31, 1997 were $783,601, at December 31, 1996 were $1,116,477, at December 31, 1995 were $1,652,303, at
December 31, 1994 they were $1,715,818 and as of December 31, 1993 they were $1,890,748. The Fund permits units to be redeemed after the first six months of operation of the Fund, with a redemption charge of 4% for any withdrawals from 6-9 months. The other redemption fees will be 3%, 2%, 1%, and 0%, for redemptions occurring 10-12 months, 13-15 months, 16-18 months, and after 18 months, respectively. For the period of October 5, 1993 (Six months after inception) through December 31, 1993, there were total redemptions of $79,877. During the year ended December 31, 1994 total redemptions were $236,626, during 1995 redemptions totaled $294,488, during 1996 redemptions totaled $431,970. and during 1997 redemptions totaled $227,241.

     As of December 31, 1997, the Net Asset Value per Unit was $876, a loss of 14.38%. At December 31, 1996, the Net Asset Value per Unit was approximately $1,023, a loss of 3.2% over the prior years N.A.V. As of December 31, 1995, the Net Asset Value per Unit was approximately $1,057, a gain of 13.2% over the prior years N.A.V. At December 31, 1994, the Net Asset Value per Unit was approximately $934, which reflects a net gain of 2.3% for the year ended December 31, 1994. As of December 31, 1993, the Net Asset Value per Unit was approximately $913, which reflects a net loss of 8.66% for the period of May 5, 1993 (Inception) through December 31, 1993.

     In 1997, the partnership had a net loss of $114,690, with the Advisors having a combined trading loss of $25,762. In 1996, the partnership had a net loss of $56,511, with the Advisors having a combined trading gain of $14,041 for the same period. In 1995, the partnership had a net gain of $209,921, with the Advisors having a combined trading gain of $371,711 for the same period. The partnership had a net gain for the year ended December 31, 1994 of $30,498. For the same period, the Advisors had a combined trading gain of $142,627.
The partnership had a net loss for the period ending December 31, 1993 of
$80,416.   For the same period, the Advisors had a combined trading gain of
$20,450.


Item 8.  Financial Statements and Supplementary Data.

     The information required by this item is attached hereto.

     The information required by this item is attached hereto.



Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None



                                   PART III


Item 10.  Directors and Executive Officers of the Registrant.

     The Fund has no directors or executive officers, as it is managed by the General Partner. There are no "significant employees" of the fund.

     The Funds General Partner is Advanced Futures Strategies,
Inc., a Delaware corporation incorporated on August 1, 1991. The General Partner has been registered with the CFTC as a Commodity Pool Operator and Commodity Trading Advisor since October 29, 1991, and is also an NFA member.

     In July 1994, Mr George D.F. Lamborn acquired all the shares of the General Partner that he did not previously own. Mr. Lamborn has been a majority shareholder of the General Partner since inception. There were no material changes in the General Partner's management or activities.

     The only principals of the General Partner are as follows:

     George D.F. Lamborn is the President and sole principal shareholder of the General Partner. Since December 1990, Mr. Lamborn has also served as the President, Director and sole shareholder of Lamborn Asset Management Inc., ("LAMI") and introducing broker guaranteed by the Broker and the parent company of Lamborn Securities Inc. ("LSI"), the Selling Agent and an introducing broker guaranteed by the Broker, and of Lamborn Commodity Pool Management, Inc., a
Commodity Pool Operator.   Mr.  Lamborn has also served in various industry
positions, including serving as President of the Futures Industry Association, as a co-founder and Director of NFA, on several CFTC and Exchange Advisory Committees, as well as serving as Chairman for the Coffee, Sugar & Cocoa Exchange and the CSC Clearing Corporation. From August 1989 through December 1990, He was Chairman for Balfour Maclaine Futures, Inc., a futures commission merchant. From 1985 through August, 1989, he served as a Senior Vice

Chairman of Donaldson, Lufkin & Jenrette Futures, Inc. From 1981 to 1983, he was Co-Chairman of Refco International. He previously held the positions of Senior Managing Director at Shearson American Express and President of Donaldson, Lufkin & Jenrette Futures. Mr. Lamborn attended Brown University.

     Phillip L. Fondren, is the Vice-President and Secretary of the General Partner. In 1975 he joined Shearson Hayden Stone and managed its Metals Department until 1983. It was under his guidance that it developed its bullion trading business and became an international bullion dealer. In 1983 he became Executive Vice President of Commodity Services of Shearson Lehman Brothers. In 1987 Mr. Fondren joined Thompson McKinnon Securities, Inc. and developed its foreign exchange, metals, and energy business. In 1989 he joined the Balfour Maclaine Corporation to establish its foreign exchange and bullion business.
He was also responsible for managing its Portfolio Management business. From December 1990 to December 1991, he was the President of Balfours' futures brokerage company. In February, 1992, Mr. Fondren started his own firm, Altra Management Services, Inc., a consulting business which provides services in the foreign exchange and managed futures industries.

Item 11.  Executive Compensation.

     The Fund has no officers or directors. the General Partner or the Broker performs the services for the Fund as described in the Prospectus.

     The General Partner may receive an incentive fee from the Fund in the amount of the difference between 20% of the Net Increase in Net Asset Value and the actual incentive fees accrued and paid to the Advisors for trading gains which are calculated on their allocated portion of the Fund assets.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.


     The Partnership has no directors or officers: the Limited Partnership Agreement delegates all management of the Partnership's affairs to the General Partner. The registrant does not know of any arrangement the operation of which may at a subsequent date result in a change in control of the registrant. As of December 31, 1997, the General Partner owned 26 units of General Partner Interest valued at $22,769. As of December 31, 1996, the following persons were known to the registrant to be beneficial owners of more than 5% of the Units

Title of    Name and Address     Amount and Nature         Percent of
Class       Of Beneficial Owner  of Beneficial Ownership   Class
--------    -------------------  -----------------------   ----------
Limited     Dr. Arthur S. Carson  $ 177,772                25.78%
Partner-    3225 169th Street
ship        Flushing, NY 11358
Unit

Item 13.   Certain Relationships and Related Transactions.

Except as described in the Prospectus and Items 11 and 12 above, there are no relationships or related transaction which are required to be described herein other than as described below.

     The public offering of the Units began on October 27, 1992 and concluded as of May 4, 1993. Lamborn Securities Inc. acted as the selling agent of the Units and received commission payments from the Broker totaling $ 77,572 as of December 1993. There were no new partnership units sold during 1996, 1995 or 1994. In addition, Advanced Computer Strategies, Inc. paid for the organizational and offering expenses of the Partnership, totaling $615,000. ACS was partially reimbursed for its payment of such expenses by the Partnership from a payment of 5% of subscription proceeds and will receive non-trading income earned on the Partnership's assets, and redemption penalties charged for early redemption of Units up to a maximum of a total of 15% of the Fund's subscription proceeds.



                                   PART IV


Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

     (a) (1) and (2)Financial Statements and Financial Statements Schedules.

     The Financial Statements and Report of Independent Auditors listed in the accompanying index are file as part of this annual report.

  (3)     Exhibits.

*3.01     Limited Partnership Agreement of the Partnership

*3.02     Certificate of Limited Partnership of the Registrant

*3.03     Request for Redemption

*4.01          Specimen of Unit Certificate

*10.01 Form of Customer Agreement and Supplement to Customer Agreement between Registrant and Brody, White & Company, Inc.

*10.02         Form of Subscription Agreement

*10.03         Form of Escrow Agreement between Registrant and United Missouri
               Bank, n.a.

*10.04         Form of Management Agreement among Registrant, Advanced Computer
               Strategies, Inc. and Chang-Crowell Management Corporation.

*10.05         Form of Management Agreement among Registrant, Advanced Computer
               Strategies, Inc. and G.K. Capital Management, Inc.

*10.06         Form of Management Agreement among Registrant, Advanced Computer
               Strategies, Inc. and Oppenheimer Futures Trading Advisory
               Services, Inc.

*10.07         Form of Management Agreement among Registrant, Advanced Computer
               Strategies, Inc. and Intertrade, Inc.

*10.08         Form of Management Agreement among Registrant, Advanced Computer
               Strategies, Inc. and Willowbridge Associates, Inc.

*10.08(a)      Form of Amendment No. 1 to the Management Agreement among
               Registrant, Advanced Computer Strategies, Inc. and Willowbridge
               Associates, Inc.

**10.09        Form of Management Agreement among Registrant, Advanced Computer
               Strategies, Inc. and Witter & Lester, Inc.

***10.10       Form of Management Agreement among Registrant, Advanced Computer
               Strategies, Inc. and Silver Knight Investment Management, Ltd.

****10.11      Form of Management Agreement among Registrant, Advanced Computer
               Strategies, Inc. and Crow Trading, Inc.


****10.12      Form of Management Agreement among Registrant, Advanced Computer
               Strategies, Inc. and FX 500 Ltd.

10.13          Form of Management Agreement among Registrant, Advanced Computer
               Strategies, Inc. and TrendLogic Associates, Inc.

**13.01            1993 Annual Report to Limited Partners.

***13.02           1994 Annual Report to Limited Partners.

****13.03          1995 Annual Report to Limited Partners

*****13.04         1996 Annual Report to Limited Partners

13.05              1997 Annual Report to Limited Partners


* Incorporated by reference from the Partnership's Registration Statement on Form S-1 (File No. 33-49716).

** Incorporated by reference from the Partnership's 1993 Form 10K

*** Incorporated by reference from the Partnership's 1994 Form 10K

**** Incorporated by reference from the Partnership's 1995 Form 10K

***** Incorporated by reference from the Partnership's 1996 Form 10K


Exhibits 10.13 and 13.05 are filed herewith in.

The registrant has no subsidiaries.

     (b)  Reports on Form 8-K

          None

                                  SIGNATURES



     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 1998.



                      JEFFERSON FUTURES RESERVE I, L.P.
                                 (Registrant)




                      ----------------------------------
                          George Lamborn, President
                      Advance Computer Strategists, Inc.
                               General Partner





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of March 1998.






-------------------------------------------
George Lamborn, President and Director
Advance Computer Strategists, Inc.
General Partner