Form 10-K
period 1998-12-31
JEFFERSON FUTURES RESERVE I LP
filed 1999-03-31
CIK 889567

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

Registrant's telephone number, including area code:(212)843-2000.

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12 (g) of the Act:
Units of Limited Partnership Interest

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Registrant is a limited partnership and thus has no voting stock held by non-affiliates or otherwise.

                       DOCUMENTS INCORPORATED BY REFERENCE

         (1) A portion of the Prospectus dated October 27, 1992, included within the registration Statement on Form S-1 (File No. 33-49716) effective October 27, 1992 incorporated by reference into Parts I, II, III, and IV.

         (2) A portion of the Partnership's Annual Report to Limited Partners for the fiscal year ended December 31, 1998 (the "1998 Annual Report to Limited Partners") are incorporated by reference into Part II and Part IV.


                                     PART I

Item 1.   Business

(a) Jefferson Futures Reserve I, L.P. (the "Fund", the "Partnership", the "Registrant) a limited partnership that was organized on August 14, 1991, commenced trading on May 5, 1993. The business of the Fund is the speculative trading of commodity interests. The General Partner for the Fund is Advanced Futures Strategies, Inc. (the "General Partner"). Lamborn Securities, Inc. ("Lamborn") will act as the selling agent for the Fund. There were no changes made during 1998 that affected asset allocation to the Trading Advisors. The assets allocated to one of the Funds Trading Advisors, Willowbridge Associates, Inc. are now being traded pursuant to their "Argo Trading System". The commodity broker for the Fund is Fimat Futures U.S.A., Inc. (The "Broker").

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

         Trendlogic Associates,Inc. and Willowbridge Associates, Inc.'s management agreements remain in place from the previous year, with the exception of the change noted above. Pursuant to the terms of such agreement, the Fund, via the General Partner, pays the Advisors a monthly management fee on all Net Allocated Assets (as defined in the Fund's Prospectus), in the respective Advisor's trading account ranging from 0 - 2.5% annually. The Fund pays the Advisors a quarterly incentive fee ranging from 10 - 17.5% of Trading Profits (as defined in the Prospectus), if any, achieved on the Net Allocated Assets in the respective Advisor's account as of such fiscal quarter. Trading Profits
(Loss), as defined, are equal to the net of gains and losses realized during such fiscal quarter from transactions initiated by the Advisors, plus or minus the net change during such fiscal quarter in unrealized gains or losses from transactions initiated by such advisor, less the allocated portion of fixed brokerage commission fees paid or accrued), minus any accumulated Trading Loss relating to periods prior to such fiscal quarter (adjusted as provided below for redemptions and distributions allocated to the Advisors during such fiscal quarter) incurred by the Advisor since the quarter end as of which an incentive fee was previously paid to the Advisor or, if no incentive fee has ever been paid to the Advisor, from the inception of trading. The Cumulative Trading Loss (CTL), if any, shall be reduced as of each month-end in which distributions, redemptions, or reallocations from the Advisor are deemed to have occurred. For purposes hereof, redemptions are deemed to have occurred on the applicable Redemption Date (as defined in the Limited Partnership Agreement) and distributions and redemptions are deemed to have occurred as of the month-end in which such distributions were payable or such reallocations were effected. The Fund's final prospectus dated October 27, 1992 contains a more detailed description of the fee calculations.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted during the fiscal year ended December 31, 1998 to a vote of security holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholders Matters.

         There is no established public trading market for the Units, nor will one develop. Units may be transferred or redeemed subject to the condition imposed by the Agreement of Limited Partnership. As of December 31, 1998 a total of 712 Units were outstanding and held by approximately 80 Unit Holders including 26.0 Units of General Partner interest.

         The General Partner, pursuant to the Limited Partnership Agreement, has the sole discretion in determining what distributions, if any, the Partnership will make to its Unit Holders. The General Partner has not made any distributions as of December 31, 1998.

Item 6.  Selected Financial Data.

         The following is a summary of operations and total assets of the Partnership for the years ended December 31, 1998, December 31, 1997, December 31, 1996, December 31, 1995, and December 31, 1994.




                 See Following Page For Selected Financial Data.

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

Results of Operations

         Total assets of the partnership as of December 31, 1998 were $697,219, at December 31,1997 were $783,601, at December 31, 1996 were $1,116,477, at
December 31, 1995 were $1,652,303, and at December 31, 1994 they were $1,715,818. The Fund permits units to be redeemed after the first six months of operation of the Fund, with a redemption charge of 4% for any withdrawals from 6-9 months. The other redemption fees will be 3%, 2%, 1%, and 0%, for redemptions occurring 10-12 months, 13-15 months, 16-18 months, and after 18 months, respectively. During the year ended December 31, 1994 total redemptions were $236,626, during 1995 redemptions totaled $294,488, during 1996 redemptions totaled $431,970, during 1997 redemptions totaled $227,241, and during 1998 redemptions totaled $85,385.

         As of December 31, 1998, the Net Asset Value per Unit was $925, a gain of 5.54%. As of December 31, 1997, the Net Asset Value per Unit was $876, a loss of 14.38% from the prior year. At December 31, 1996, the Net Asset Value per Unit was approximately $1,023, a loss of 3.2% over the prior years N.A.V. As of December 31, 1995, the Net Asset Value per Unit was approximately $1,057, a gain of 13.2% over the prior years N.A.V. At December 31, 1994, the Net Asset Value per Unit was approximately $934, which reflects a net gain of 2.3% for the year ended December 31, 1994.

         In 1998, the partnership had a net gain of $31,519, with the Advisors having a combined trading gain of $99,515. In 1997, the partnership had a net loss of $114,690, with the Advisors having a combined trading loss of $25,762. In 1996, the partnership had a net loss of $56,511, with the Advisors having a combined trading gain of $14,041 for the same period. In 1995, the partnership had a net gain of $209,921, with the Advisors having a combined trading gain of $371,711 for the same period. The partnership had a net gain for the year ended December 31, 1994 of $30,498. For the same period, the Advisors had a combined trading gain of $142,627.


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

         The only principals of the General Partner are as follows:

         George D.F. Lamborn is the President and sole principal shareholder of the General Partner. Since December 1990, Mr. Lamborn has also served as the President, Director and sole shareholder of Lamborn Asset Management Inc., ("LAMI") and introducing broker guaranteed by the Broker and the parent company of Lamborn Securities Inc. ("LSI"), the Selling Agent and an introducing broker guaranteed by the Broker, and of Lamborn Commodity Pool Management, Inc., a Commodity Pool Operator. Mr. Lamborn has also served in various industry positions, including serving as President of the Futures Industry Association, as a co-founder and Director of NFA, on several CFTC and Exchange Advisory Committees, as well as serving as Chairman for the Coffee, Sugar & Cocoa Exchange and the CSC Clearing Corporation. From August 1989 through December 1990, He was Chairman for Balfour Maclaine Futures, Inc., a futures commission merchant. From 1985 through August, 1989, he served as a Senior Vice President and Manager of the Futures Division at Thompson McKinnon Securities, Inc. From 1983 to 1985, he was the Chairman of Donaldson, Lufkin & Jenrette Futures, Inc. From 1981 to 1983, he was Co-Chairman of Refco International. He previously held the positions of Senior Managing Director at Shearson American Express and President of Donaldson, Lufkin & Jenrette Futures. Mr. Lamborn attended Brown University.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The Partnership has no directors or officers: the Limited Partnership Agreement delegates all management of the Partnership's affairs to the General Partner. The registrant does not know of any arrangement the operation of which may at a subsequent date result in a change in control of the registrant. As of December 31, 1998, the General Partner owned 26 units of General Partner Interest valued at $24,039. As of December 31, 1998, the following persons were known to the registrant to be beneficial owners of more than 5% of the Units

Title of   Name and Address      Amount and Nature        Percent of
Class      Of Beneficial Owner   of Beneficial Ownership  Class
--------   -------------------   -----------------------  ----------
Limited    Dr. Arthur S. Carson  $ 187,690                28.50%
Partner-   3225 169th Street
ship       Flushing, NY 11358
Unit


Item 13. Certain Relationships and Related Transactions.

Except as described in the Prospectus and Items 11 and 12 above, there are no relationships or related transaction which are required to be described herein other than as described below.

         The public offering of the Units began on October 27, 1992 and concluded as of May 4, 1993. Lamborn Securities Inc. acted as the selling agent of the Units and received commission payments from the Broker totaling $ 77,572 as of December 1993. There were no new partnership units sold during 1998, 1997,1996, 1995 or 1994. In addition, Advanced Computer Strategies, Inc. paid for the organizational and offering expenses of the Partnership, totaling $615,000. ACS was partially reimbursed for its payment of such expenses by the Partnership from a payment of 5% of subscription proceeds and will receive non-trading income earned on the Partnership's assets, and redemption penalties charged for early redemption of Units up to a maximum of a total of 15% of the Fund's subscription proceeds.



                                     PART IV


Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

         (a) (1) and (2) Financial Statements and Financial Statements
         Schedules.

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

**10.09        Form of Management Agreement among Registrant, Advanced Computer
               Strategies, Inc. and Witter & Lester, Inc.

***10.10       Form of Management Agreement among Registrant, Advanced Computer
               Strategies, Inc. and Silver Knight Investment Management, Ltd.

****10.11      Form of Management Agreement among Registrant, Advanced Computer
               Strategies, Inc. and Crow Trading, Inc.


****10.12      Form of Management Agreement among Registrant, Advanced Computer
               Strategies, Inc. and FX 500 Ltd.


****10.13      Form of Management Agreement among Registrant, Advanced Computer
               Strategies, Inc. and TrendLogic Associates, Inc.


**13.01        1993 Annual Report to Limited Partners.

***13.02       1994 Annual Report to Limited Partners.

****13.03      1995 Annual Report to Limited Partners

*****13.04     1996 Annual Report to Limited Partners

******13.05    1997 Annual Report to Limited Partners

13.06          1998 Annual Report to Limited Partners

* Incorporated by reference from the Partnership's Registration Statement on Form S-1 (File No. 33-49716).

** Incorporated by reference from the Partnership's 1993 Form 10K

*** Incorporated by reference from the Partnership's 1994 Form 10K

**** Incorporated by reference from the Partnership's 1995 Form 10K

***** Incorporated by reference from the Partnership's 1996 Form 10K

****** Incorporated by reference from the Partnership's 1997 Form

10K.

The registrant has no subsidiaries.

         (b)  Reports on Form 8-K

              None

                                   SIGNATURES



         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 1999.



                        JEFFERSON FUTURES RESERVE I, L.P.
                                  (Registrant)





                            George Lamborn, President
                       Advance Computer Strategists, Inc.
                                 General Partner





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March 1999.






------------------------------------------
George Lamborn, President and Director
Advance Computer Strategists, Inc.
General Partner