Form 10-K
period 1999-12-31
JEFFERSON FUTURES RESERVE I LP
filed 2000-03-24
CIK 889567

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

     (2) A portion of the Partnership's Annual Report to Limited Partners for the fiscal year ended December 31, 1999 (the "1999 Annual Report to Limited Partners") are incorporated by reference into Part II and Part IV.

                                     PART I

Item 1.   Business

(a) Jefferson Futures Reserve I, L.P. (the "Fund", the "Partnership", the "Registrant) a limited partnership that was organized on August 14, 1991, commenced trading on May 5, 1993. The business of the Fund is the speculative trading of commodity interests. The General Partner for the Fund Advanced Futures Strategies, Inc. (the "General Partner"). Lamborn Securities, Inc. ("Lamborn") will act as the selling agent for the Fund. There were changes made during 1999 that affected asset allocation to the Trading Advisors. Willowbridge Associates, Inc. was dropped as a trading advisor as of May 1, 1999, and the and the allocation of the trading assets to Willowbridge Associates was increased slightly. The commodity broker for the Fund is Fimat Futures U.S.A., Inc. (The "Broker").

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

Trendlogic's management agreement remains in place from the previous year. Pursuant to the terms of such agreement, the Fund, via the General Partner, pays the Advisors a monthly management fee on all Net Allocated Assets (as defined in the Fund's Prospectus), in the respective Advisor's trading account ranging from 0 - 2.5% annually. The Fund pays the Advisors a quarterly incentive fee ranging from 10 - 17.5% of Trading Profits (as defined in the Prospectus), if any, achieved on the Net Allocated Assets in the respective Advisor's account as of such fiscal quarter. Trading Profits (Loss), as defined, are equal to the net of gains and losses realized during such fiscal quarter from transactions initiated by the Advisors, plus or minus the net change during such fiscal quarter in unrealized gains or losses from transactions initiated by such advisor, less the allocated portion of fixed brokerage commission fees paid or accrued), minus any accumulated Trading Loss relating to periods prior to such fiscal quarter (adjusted as provided below for redemptions and distributions allocated to the Advisors during such fiscal quarter) incurred by the Advisor since the quarter end as of which an incentive fee was previously paid to the Advisor or, if no incentive fee has ever been paid to the Advisor, from the inception of trading. The Cumulative Trading Loss (CTL), if any, shall be reduced as of each month-end in which distributions, redemptions, or reallocations from the Advisor are deemed to have occurred. For purposes hereof, redemptions are deemed to have occurred on the applicable Redemption Date (as defined in the Limited Partnership Agreement) and distributions and redemptions are deemed to have occurred as of the month-end in which such distributions were payable or such reallocations were effected. The Fund's final prospectus dated October 27, 1992 contains a more detailed description of the fee calculations.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted during the fiscal year ended December 31, 1999 to a vote of security holders through the solicitation of proxies or otherwise.


                                   PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholders Matters.

     There is no established public trading market for the Units, nor will one develop. Units may be transferred or redeemed subject to the condition imposed by the Agreement of Limited Partnership. As of December 31, 1999 a total of 437 Units were outstanding and held by approximately 65 Unit Holders including 26.0 Units of General Partnership interest.

     The General Partner, pursuant to the Limited Partnership Agreement, has the sole discretion in determining what distributions, if any, the Partnership will make to its Unit Holders. The General Partner has not made any distributions as of December 31, 1999.

Item 6.   Selected Financial Data.

     The following is a summary of operations and total assets of the Partnership for the years ended December 31, 1999, December 31, 1998, December 31, 1997, December 31, 1996, and December 31, 1995.




                 See Following Page For Selected Financial Data.

JEFFERSON FUTURES RESERVE I, L.P.
SELECTED FINANCIAL DATA
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, 1997, 1996 AND 1995


                                                                        1999          1998          1997          1996      1995

          REVENUE

               Gross realized gains from trading                       (88,192)      236,406        (1,065)      198,534    592,008
               Change in unrealized gains/(loss)
                  from trading                                          22,177       (52,135)       63,253       (69,828)   (64,535)
               Interest Income                                           6,807         5,809        23,888        21,603          0

                 Total Revenue                                         (59,208)      190,080        86,076       150,309    527,473



              EXPENSES

                      Brokerage commissions/fees                     $  40,393        59,644        87,950       114,665    155,762
                      Advisory fees                                     10,562        40,916        64,816        45,315    120,790
                      Other administrative expenses                     57,975        58,000        48,000        46,840     41,000

                          Total Expenses                             $ 108,930       158,560       200,766       206,820    317,552


                          Net Income/(Loss)                          $(168,138)       31,520      (114,690)      (56,511)   209,921


              TOTAL ASSETS                                           $ 295,871       697,219       783,601     1,166,477  1,652,303


              TOTAL LIABILITIES                                      $  32,109        38,573        71,089        62,034    109,379

              PARTNERS CAPITAL
                      Limited Partner                                  248,082       634,607       689,743     1,027,849  1,515,452
                      General Partner                                   15,680        24,039        22,769        26,594     27,472
              TOTAL LIABILITIES AND PARTNERS CAPITAL                   295,871       697,219       783,601     1,116,477  1,652,303


              NUMBER OF OUTSTANDING UNITS                                  437           712           813         1,031      1,460

              NET ASSET VALUE PER UNIT (ROUNDED)                           603           925           876         1,023      1,057

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

Results of Operations

     Total assets of the partnership as of December 31, 1999 were $295,871, $697,219, at December 31, 1998, $783,601, at December 31, 1996 were $1,116,477, at December 31, 1995 were $1,652,303, and at December 31, 1994 they were $1,715,818. The Fund permits units to be redeemed after the first six months of operation of the Fund, with a redemption charge of 4% for any withdrawals from 6-9 months. The other redemption fees will be 3%, 2%, 1%, and 0%, for redemptions occurring 10-12 months, 13-15 months, 16-18 months, and after 18 months, respectively. During the year ended December 31, 1994 total redemptions were $236,626, during 1995 redemptions totaled $294,488, during 1996 redemptions totaled $431,970, during 1997 redemptions totaled $227,241, during 1998 redemptions totaled $85,385, and during 1999 redemptions totaled $226,746.

     As of December 31, 1999, the Net Asset Value per Unit was $603, a loss of 34.9%. At December 31, 1998, the Net Asset Value per Unit was approximately $925, a gain of 5.54% over the prior years N.A.V. As of December 31, 1997, the Net Asset Value per Unit was approximately $876, a loss of 14.38% over the prior years N.A.V. At December 31, 1996, the Net Asset Value per Unit was approximately $1,023, a loss of 3.2% over the prior years N.A.V. As of December 31, 1995, the Net Asset Value per Unit was approximately $1,057, a gain of 13.2% over the prior years N.A.V. At December 31, 1994, the Net Asset Value per Unit was approximately $934, which reflects a net gain of 2.3% for the year ended December 31, 1994.

     In 1999, the partnership had a net loss of $168,138, with the Advisors having a combined trading loss of $123,613. In 1998, the partnership had a net gain of $31,519, with the Advisors having a combined trading gain of $99,515. In 1997, the partnership had a net loss of $114,690, with the Advisors having a combined trading loss of $25,762. In 1996, the partnership had a net loss of $56,511, with the Advisors having a combined trading gain of $14,041 for the same period. In 1995, the partnership had a net gain of $209,921, with the Advisors having a combined trading gain of $371,711 for the same period. The partnership had a net gain for the year ended December 31, 1994 of $30,498. For the same period, the Advisors had a combined trading gain of $142,627.

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

As of December 31, 1999, the General Partner owned 26 units of General Partner Interest valued at $15,680. As of December 31, 1999, the following persons were known to the registrant to be beneficial owners of more than 5% of the Units



Title of  Name and Address     Amount and Nature        Percent of
Class     Of Beneficial Owner  of Beneficial Ownership  Class
--------  -------------------  -----------------------  ----------
Limited   Chester Jarmolowski        $ 15,077              5.8%
Partner-  2301 Ferguson Road
ship      Allison Park, PA
Unit      15101


Item 13.   Certain Relationships and Related Transactions.

Except as described in the Prospectus and Items 11 and 12 above, there are no relationships or related transaction which are required to be described herein other than as described below.

     The public offering of the Units began on October 27, 1992 and concluded as of May 4, 1993. Lamborn Securities Inc. acted as the selling agent of the Units and received commission payments from the Broker totaling $ 77,572 as of December 1993. There were no new partnership units sold during 1999, 1998, 1997, 1996, 1995 or 1994. In addition, Advanced Computer Strategies, Inc. paid for the organizational and offering expenses of the Partnership, totaling $615,000. ACS was partially reimbursed for its payment of such expenses by the Partnership from a payment of 5% of subscription proceeds and will receive non-trading income earned on the Partnership's assets, and redemption penalties charged for early redemption of Units up to a maximum of a total of 15% of the Fund's subscription proceeds.



                                     PART IV


Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

      (a) (1) and (2)Financial Statements and Financial Statements
                     Schedules.

     The Financial Statements and Report of Independent Auditors listed in the accompanying index are file as part of this annual report.

 (3)           Exhibits.
               ---------

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

**10.09 Form of Management Agreement among Registrant, Advanced Computer Strategies, Inc. and Witter & Lester, Inc.

***10.10 Form of Management Agreement among Registrant, Advanced Computer Strategies, Inc. and Silver Knight Investment Management, Ltd.

****10.11      Form of Management Agreement among Registrant, Advanced Computer
               Strategies, Inc. and Crow Trading, Inc.

****10.12      Form of Management Agreement among Registrant, Advanced Computer
               Strategies, Inc. and FX 500 Ltd.

*******10.13   Form of Management Agreement among Registrant, Advanced Computer
               Strategies, Inc. and TrendLogic Associates, Inc.


**   13.01     1993 Annual Report to Limited Partners.

***  13.02     1994 Annual Report to Limited Partners.

**** 13.03     1995 Annual Report to Limited Partners

*****13.04     1996 Annual Report to Limited Partners

******13.05    1997 Annual Report to Limited Partners

*******13.06   1998 Annual Report to Limited Partners

       13.07   1999 Annual Report to Limited Partners

* Incorporated by reference from the Partnership's Registration Statement on Form S-1 (File No. 33-49716).

** Incorporated by reference from the Partnership's 1993 Form 10K

*** Incorporated by reference from the Partnership's 1994 Form 10K

**** Incorporated by reference from the Partnership's 1995 Form 10K

***** Incorporated by reference from the Partnership's 1996 Form 10K

****** Incorporated by reference from the Partnership's 1997 Form 10K

******* Incorporated by reference from the Partnership's 1998 Form 10K

Exhibit 13.06 is filed herewith in.

The registrant has no subsidiaries.

       (b)  Reports on Form 8-K

            None

                                   SIGNATURES


     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of March 2000.



                                 JEFFERSON FUTURES RESERVE I, L.P.
                                         (Registrant)



                                 /s/ George Lamborn
                                 ------------------------------------
                                      George Lamborn, President
                                   Advance Computer Strategists, Inc.
                                           General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 20th day of March 2000.




/s/ George Lamborn
---------------------------------------
George Lamborn, President and Director
Advance Computer Strategists, Inc.
General Partner